Form 10-K405
period 1996-12-31
PROSPECT GROUP INC
filed 1997-03-13
CIK 739169

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                 F O R M  10 - K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996       COMMISSION FILE NUMBER 0-14600
                                       OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO               .

                             ----------------------

                            THE PROSPECT GROUP, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                  13-3021879
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

   667 MADISON AVENUE, NEW YORK, NEW YORK                10021-8029
  (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (212) 758-8500

Securities registered pursuant to Section 12(b) of the Act:

     TITLE OF EACH CLASS                    NAME OF EXCHANGE ON WHICH REGISTERED
     ------------------                     ------------------------------------
            None                                       Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     Series A Special Stock Purchase Rights
                                (Title of Class)
                                ----------------
        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                               Yes X No

        Indicate  by  check mark if disclosure of  delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                                 [X]

        The aggregate market value of voting stock held by nonaffiliates of the registrant on March 3, 1997, was approximately $26,125,102. As of such date, the last reported sale price of registrant's common stock, as reported by the OTC Bulletin Board, occurred on February 25, 1997 and was $11.50 per share. Solely for the purposes of this calculation, shares beneficially owned by directors and officers of registrant have been excluded. Such exclusion should not be deemed a determination or admission by registrant that such individuals are, in fact, affiliates of registrant.

        Indicate number of shares outstanding of each of the registrant's classes of common stock, as of March 3, 1997:

            CLASS                                   OUTSTANDING ON MARCH 3, 1997
            -----                                   ----------------------------
Common Stock, par value $.01 per share                        2,326,330

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                               PART OF THE FORM 10-K INTO WHICH
          Document                               THE DOCUMENT IS INCORPORATED
          --------                               ----------------------------

               None

                                     PART I
                                     ------

Item 1.  Business.
-------  ---------

(a)  General development of business.
     --------------------------------

        On February 8, 1990, the Board of Directors of The Prospect Group, Inc. ("Prospect" or the "Company") adopted a Plan of Complete Liquidation and Dissolution ("Plan of Liquidation"). The Plan of Liquidation provides that Prospect's assets will either be distributed in kind to Prospect's shareholders or sold; the proceeds of such sales, after paying or providing for all claims, liabilities, expenses and other obligations of Prospect, will be distributed to Prospect's shareholders together with other available cash; any remaining assets held by Prospect on June 27, 1993 would be transferred to a liquidating trust; and thereafter, Prospect will be dissolved. The Plan of Liquidation was approved by Prospect's shareholders at the 1990 Annual Meeting of Shareholders held on June 27, 1990. On May 18, 1993, the Board of Directors of Prospect decided not to transfer Prospect's remaining assets to a liquidating trust by June 27, 1993, and determined that the remaining assets of Prospect will continue to be held to meet known obligations and possible contingent obligations of Prospect and will constitute the contingency reserve described by the Plan of Liquidation.
Prospect does not anticipate making any further distributions pursuant to the Plan of Liquidation until the final distribution of available cash under the Plan of Liquidation, which distribution Prospect expects to occur during the second quarter of 1997 following the filing by Prospect of a certificate of dissolution. Any remaining assets held by Prospect (expected to consist primarily of a small amount of cash and certain income tax receivables), will be transferred to a liquidating trust to cover certain expenses expected to be incurred by Prospect in settling and closing its business and discharging any remaining liabilities. See Part II, Item 5(c), "Market for Registrant's Common Equity and Related Stockholder Matters--Dividends" below for a summary of distributions made pursuant to the Plan of Liquidation.

        Prior to the adoption of the Plan of Liquidation, Prospect conducted its principal operations through small and medium-sized companies in which Prospect held majority or significant equity interests. In addition, Prospect made selected venture capital investments through Wood River Capital Corporation ("Wood River"), formerly a wholly-owned Small Business Investment Company (an "SBIC"). On November 30, 1994, Wood River was liquidated and its assets were transferred to Prospect.

(b)  Financial information about industry segments.
     ----------------------------------------------

        Not Applicable.

(c)  Narrative description of business.
     ----------------------------------

        Prospect was incorporated in Delaware in 1980. In November 1983, under new management, the Company assumed its present name and changed its strategy to concentrate its activities in the area of leveraged transactions.

        Prospect has made a limited number of early stage venture capital investments through Wood River. On December 31, 1992, Wood River paid to the United States Small Business Administration ("SBA") the remaining unpaid principal amount of Wood River's $24 million principal amount promissory note and all interest accrued thereon. Wood River surrendered its SBIC license to the SBA on or about November 30, 1994, and was liquidated. All of Wood River's remaining assets were transferred to Prospect.

        As of March 3, 1997, Prospect had four employees, all of whom are employed on a part-time basis.

(d) Financial information about foreign and domestic operations and export
    ----------------------------------------------------------------------
    sales.
    -----

        Not Applicable.

Item 2. Properties.
------  -----------

        Prospect's executive offices occupy approximately 15,650 square feet in an office building located in New York, New York, pursuant to a lease expiring in 1998. In view of a diminution in Prospect's office requirements following the adoption of the Plan of Liquidation, Prospect has sublet a substantial portion of this space. Prospect is negotiating with the landlord and its subtenants to obtain, prior to the date on which Prospect makes its final distribution of available cash to its shareholders, a release from its lease obligations in exchange for cash payments.

Item 3. Legal Proceedings.
------  ------------------

        There are no pending material legal proceedings to which Prospect is a party or to which its property is subject, other than ordinary routine litigation incidental to its business.

Item 4. Submission of Matters to a Vote of Security Holders.
------  ----------------------------------------------------

        Not Applicable.

                                     PART II
                                     -------

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
------ ----------------------------------------------------------------------

(a)     Market Information.
        ------------------

        During 1996 shares of Prospect's common stock, par value $.01 per share ("Prospect Common Stock") traded on The Nasdaq Stock Market under the symbol PROS. The following table sets forth the range of high and low sales prices for shares of Prospect Common Stock for each fiscal quarter during 1996 and 1995 as reported by The Nasdaq Stock Market, Inc.:

                                               High                Low
                                               ----                ---
        1996

                First Quarter               $11.125             $ 9.750
                Second Quarter               11.375              10.750
                Third Quarter                11.375              10.875
                Fourth Quarter               11.250              11.063

                                               High                Low
                                               ----                ---
        1995

                First Quarter               $ 8.125              $7.625
                Second Quarter                8.375               7.625
                Third Quarter                 9.625               8.125
                Fourth Quarter               10.250               9.125



        Effective January 6, 1997, shares of Prospect Common Stock no longer were listed on The Nasdaq Stock Market and began trading in the over-the-counter market on the OTC Bulletin Board under the same symbol.

(b)     Holders.
        -------

        As of March 3, 1997, 2,326,330 shares of Prospect Common Stock were issued and outstanding, exclusive of 8,546 treasury shares, and were held of record by approximately 425 persons, including several holders who are nominees for an undetermined number of beneficial owners. Prospect believes that there are approximately 1,650 beneficial owners of Prospect Common Stock.

(c)     Dividends.
        ---------

        No cash dividends have been declared on shares of Prospect Common Stock during 1996 or 1995 and Prospect does not anticipate making any cash dividends or other distributions on shares of Prospect Common Stock until the final distribution of available cash under the Plan of Liquidation, which distribution Prospect expects to occur during the second quarter of 1997 following the filing by Prospect of a certificate of dissolution. Any remaining assets then held by Prospect (expected to consist primarily of a small amount of cash and certain income tax receivables), will be transferred to a liquidating trust to cover certain expenses expected to be incurred by Prospect in settling and closing its business and discharging any remaining liabilities. The value of Prospect's final distribution will depend upon a variety of factors including, among others, the extent to which Prospect's income from its cash and cash equivalents and U.S. government securities exceeds its operating costs during the remainder of the liquidation period and the actual timing of such distribution. See Note 9 of Notes to Financial Statements for a description of the cash and securities which Prospect has distributed to its shareholders since the adoption of the Plan of Liquidation.

Item 6. Selected Financial Data.
------  -----------------------

The Prospect Group, Inc. and Subsidiary             December 31,    December 31,   December 31,   December 31,   December 31,
Dollars in thousands, except per share amounts          1996            1995           1994           1993           1992
                                                        ----            ----           ----           ----           ----

Total Assets                                          $30,164         $29,217        $28,297        $29,673        $30,217

Long-Term Debt                                        $     0         $     0        $     0        $     0        $     0

Net Assets in Liquidation                             $19,830         $19,064        $17,805        $18,369        $18,275

Net Assets in Liquidation per Share                   $  8.52         $  8.19        $  7.65        $  7.90        $  7.86

Shares Outstanding at End of Year                   2,326,330       2,326,330      2,326,330      2,326,330      2,326,356



Since 1990, Prospect has made several liquidating distributions. See Note 9 of Notes to Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
------  -----------------------------------------------------------------------
        of Operations.
        -------------


LIQUIDITY AND CAPITAL RESOURCES

On February 8, 1990, the Board of Directors of The Prospect Group, Inc. ("Prospect") adopted a Plan of Complete Liquidation and Dissolution (the "Plan") pursuant to which the assets of Prospect will either be distributed in kind to Prospect's shareholders or sold. The proceeds of such sales, after paying or providing for claims, liabilities, expenses and other obligations of Prospect, will be distributed to Prospect's shareholders together with other available cash. Thereafter, Prospect will be dissolved.

The Plan was approved by Prospect's shareholders at the Annual Meeting of Shareholders on June 27, 1990. In 1993, Prospect set aside, as a contingency reserve, its remaining assets which it believes to be adequate for payment of all expenses and other known liabilities and possible contingent obligations, including potential tax obligations which could arise were the IRS to challenge the tax characterizations of distributions of property to Prospect's shareholders, including Prospect's valuation of property so distributed, with the possible result that assets available for distribution by Prospect would be substantially depleted. Prospect will distribute to its shareholders any portion of the contingency reserve which it deems no longer to be required. Prospect does not anticipate making any additional distributions pursuant to the Plan until the final distribution of available cash, which distribution Prospect expects to occur during the second quarter of 1997 following the filing by Prospect of a certificate of dissolution. Any remaining assets then held by Prospect (expected to consist primarily of a small amount of cash and certain income tax receivables), will be transferred to a liquidating trust to cover certain expenses expected to be incurred by Prospect in settling and closing its business and discharging any remaining liabilities.

On December 31, 1996, Prospect had cash and cash equivalents and U.S. government securities totaling $29.8 million. Prospect's portfolio of U.S. government securities is managed to minimize principal risk and to maximize liquidity.

DISTRIBUTIONS

See Note 9 of Notes to Financial Statements for a listing of the cash and securities which Prospect has distributed since the adoption of the Plan.

STATEMENTS OF NET ASSETS IN LIQUIDATION

1996 versus 1995:

A discussion of the material changes in the individual line items between the December 31, 1996 and December 31, 1995, Statements of Net Assets in Liquidation follows.

Total cash and cash equivalents and U.S. government securities increased by $1.1 million. This increase results from the 1996 return on Prospect's cash and cash equivalents and U.S. government securities exceeding its operating costs by $.7 million and a cash receipt of $.3 million on an outstanding note with accrued interest.

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

1996 versus 1995:

During the period from December 31, 1995, through December 31, 1996, net assets increased by $.8 million primarily because of Prospect's 1996 net operating income.

1995 versus 1994:

During the period from December 31, 1994, through December 31, 1995, net assets increased by $1.3 million because of Prospect's 1995 net operating income.

Item 8. Financial Statements and Supplementary Data.
------  --------------------------------------------

        The information required for this Item is set forth under the captions "Statements of Net Assets in Liquidation", "Statements of Changes in Net Assets in Liquidation" and "Notes to Financial Statements" together with the Report of Independent Public Accountants in Item 14.

Item 9. Changes in and Disagreements With Accountants on Accounting and
------  ---------------------------------------------------------------
        Financial Disclosure.
        --------------------

        None.

                                    PART III
                                    --------

Item 10.  Directors and Executive Officers of the Registrant.
-------   ---------------------------------------------------

        The members of the Board of Directors (each a "Director") and the executive officers of the Company are as follows:

                      PRESENT POSITION(S)     PRINCIPAL OCCUPATION OR             DIRECTOR AND/OR
NAME AND AGE            WITH PROSPECT         EMPLOYMENT, IF DIFFERENT            OFFICER SINCE
------------            -------------         ------------------------            -------------
Gilbert H. Lamphere   Chairman of the Board   Managing Director,                  November  1983
  (44)                                          Fremont Group, Inc.

Samuel F. Pryor, IV   President and Chief     Managing Director,                  June 1986
  (41)                 Executive Officer;       Noel Group, Inc.
                      Director

Herbert M. Friedman   Director                Partner,                            November  1983
  (65)                                          Zimet, Haines, Friedman
                                                & Kaplan

James G. Niven        Director                Senior Vice President,              November  1985
  (51)                                          Sotheby's

Samuel F. Pryor, III  Director                Partner,                            September 1981
  (68)                                          Davis Polk & Wardwell

Stanley R. Rawn, Jr.  Director                Chief Executive Officer,            February  1986
  (69)                                          Noel Group, Inc.

John V. Tunney        Director                Chairman,                           November  1983
  (62)                                          Cloverleaf Group, Inc.

Todd K. West          Vice President-         Chief Financial Officer,            February 1989
  (36)                 Finance, Treasurer       Noel Group, Inc.
                        and Secretary



        There is no arrangement or understanding between any Director or executive officer of the Company and any other person pursuant to which he was selected as a Director or officer of the Company. Directors hold office until the next Annual Meeting of Shareholders of the Company and until their successors have been elected and qualified, or their earlier resignation or removal. The executive officers of the Company are elected at the Annual Meeting of the Board of Directors of the Company generally held in the month of May. With the exception of Messrs. Samuel F. Pryor, III and Samuel F. Pryor, IV, who are father and son, no family relationship exists among any of the executive officers and directors of the Company.

                            Biographical Information
                            ------------------------

        Gilbert H. Lamphere. Mr. Lamphere has served as a director of Prospect since November 1983 and as its Chairman of the Board and Chief Executive Officer from January 1990 to May 1994. He currently serves as a director and Chairman of the Board of Prospect. Mr. Lamphere also served as Chairman of the Executive

Committee of Prospect from February 1986 to November 1989 and as President of Prospect from November 1989 to October 1991. Presently, Mr. Lamphere is a Managing Director and member of the Board of Directors of Fremont Group, Inc., an investment company which manages over $6 billion of assets. From March 1990 through February 1995, Mr. Lamphere served as a director of Noel Group, Inc. ("Noel"), a company which conducts its principal operations through small and medium-sized operating companies in which it holds controlling or other significant equity interests. From November 1991 to June 1994, Mr. Lamphere served as Co-Chairman and Chief Executive Officer of Noel. Mr. Lamphere currently serves as Chairman of the Board and a director of Illinois Central Corporation ("Illinois Central"), a railroad holding company, a director of Illinois Central Railroad Company and a director of Belding Heminway Company, Inc. ("Belding Heminway"), a distributor of home sewing and craft products, principally buttons. Mr. Lamphere also serves as a member of the Board of Trustees of the Hamlin School and a member of the Board of Overseers' Visiting Committee of the Harvard University Graduate School of Business Administration.

        Samuel F. Pryor, IV. Mr. Pryor became President and a director of Prospect in October 1991 and Chief Executive Officer of Prospect in May 1994. Mr. Pryor joined Prospect in April 1986 and served as a Vice President of Prospect from June 1986 until July 1988 and as a Managing Director of Prospect from July 1988 until October 1991. Mr. Pryor is also a Managing Director of Noel. Before joining Prospect, Mr. Pryor worked at the private banking firm of Brown Brothers Harriman & Co. from 1979 to 1986. Mr. Pryor is also a director of HealthPlan Services Corporation, a leading managed health care services company, Illinois Central and Belding Heminway.

        Todd K. West. Mr. West joined Prospect in September 1988 and served as Assistant Vice President-Finance, Assistant Treasurer and Assistant Secretary of Prospect from February 1989 until November 1990, when he was elected Vice President-Finance, Treasurer and Secretary of Prospect. Mr. West is also Vice President-Finance, Chief Financial Officer and Secretary of Noel. Mr. West became a Certified Public Accountant in 1987.

        Herbert M. Friedman. Mr. Friedman, a director of Prospect since November 1983, is a partner in the law firm of Zimet, Haines, Friedman & Kaplan, where he has been a member since 1967. Mr. Friedman also serves as a director of Swiss Army Brands, Inc. ("Swiss Army"), the exclusive United States and Canadian importer and distributor of Victorinox Original Swiss Army Officers' knives, professional cutlery, as well as the marketer of Swiss Army Brand Watches and other products, Connectivity Technologies Inc., a company principally engaged in the manufacture, distribution and assembly of wire and cable through subsidiaries, and Noel.

        James G. Niven. Mr. Niven, a director of Prospect since November 1985, is Senior Vice President of Sotheby's and, since 1982, a general partner of Pioneer Associates Company, a venture capital investment company. From October 1994 until December 1995, Mr. Niven served as Chairman of the Board of Simmons Outdoor Corporation, a leading marketer of consumer optical products for the sporting goods industry. Mr. Niven is also a director of Noel, The Lynton Group, Inc., a company engaged in aircraft charter and maintenance, Tatham Offshore, Inc., an independent energy company engaged in the development, exploration and production of offshore oil and gas reserves, Lincoln Snacks Company, one of the leading manufacturers and marketers in the United States and Canada of caramelized pre-popped popcorn, and HealthPlan. Mr. Niven is also an Advisory Director of Houston National Bank, a commercial bank, and CBT Bancshares, Inc., multi- financial holding company. He is also a member of the Board of Managers of Memorial Sloan-Kettering Cancer Center and a trustee of the Museum of Modern Art and of the National Center for Learning Disabilities, Inc.

        Samuel F. Pryor, III. Mr. Pryor, a director of Prospect since September 1981, is a partner in the law firm of Davis Polk & Wardwell, where he has been a partner since 1961. Mr. Pryor is also a director of Noel and the Provident Loan Society, Vice Chairman of the Episcopal Church Pension Fund and Chairman of its investment committee, Chairman of the Board of The World Rehabilitation Fund and Vice Chairman of the Westchester Land Trust.

        Stanley R. Rawn, Jr. Mr. Rawn, a director of Prospect since February 1986, is currently Chief Executive Officer and a director of Noel. Mr. Rawn is also a Senior Managing Director and a director of Swiss Army, a director of Staffing Resources, Inc., a provider of diversified temporary staffing services to a broad range of businesses in the Southwest, Southeast and Rocky Mountain regions of the United States, and a Trustee of the California Institute of Technology. From November 1985 until May 1992, Mr. Rawn was Chairman and Chief Executive Officer and a director of Adobe Resources Corporation, an oil and gas exploration and production company which merged with and into Santa Fe Energy Resources, Inc. in May 1992.

        John V. Tunney. Mr. Tunney, a director of Prospect since November 1983, is currently Chairman of the Board of Cloverleaf Group, Inc., a real estate development company, and a general partner of Sun Valley Ventures, a partnership engaged in venture capital and leveraged buyout activities. From 1977 to 1987, Mr. Tunney was a senior partner of the law firm of Manatt, Phelps, Rothenberg, Tunney & Phillips. From 1971 to 1977, Mr. Tunney served as a United States Senator from the State of California and as a Member of the United States House of Representatives from 1965 to 1971. Mr. Tunney is also a director of Illinois Central, Illinois Central Railroad Company, Swiss Army and Foamex International, Inc., a foam manufacturer.

Item 11.  Executive Compensation.
-------   -----------------------

        SUMMARY COMPENSATION TABLE

        The following table sets forth certain information regarding the compensation paid during each of the Company's last three fiscal years to Mr. Pryor, IV, the Company's Chief Executive Officer during 1996, and the Company's Chairman of the Board (the "Named Officers"). No officer of the Company received aggregate compensation from the Company during 1996 in excess of $100,000.

                                                                                       Long Term Compensation
                                                                              -------------------------------

                                              Annual Compensation                      Awards             Payouts
                                    ------------------------------------      ----------------------      -------
                                                                  Other
                                                                  Annual       Restricted                              All Other
                                                                  Compen-      Stock                      LTIP         Compen-
Name and Principal                                                sation       Award(s)      Options/     Payouts      sation
     Position            Year       Salary ($)    Bonus ($)       ($)(1)         ($)         SARs(#)      ($)            ($)
     --------            ----       ----------    ---------       ------         ---         -------      ---            ---

Samuel F. Pryor, IV     1996        $ 63,750           -0-           -0-         -0-          -0-          -0-           -0-
  President and Chief   1995        $ 63,750           -0-           -0-         -0-          -0-          -0-           -0-
  Executive Officer     1994        $ 75,000           -0-           -0-         -0-          -0-          -0-           -0-

Gilbert H. Lamphere     1996        $ 85,000           -0-           -0-         -0-          -0-          -0-           -0-
  Chairman of the       1995        $ 85,000           -0-           -0-         -0-          -0-          -0-           -0-
  Board                 1994        $100,000           -0-           -0-         -0-          -0-          -0-           -0-


-------------------

(1) THE DOLLAR VALUE OF PERQUISITES AND OTHER PERSONAL BENEFITS FOR THE NAMED OFFICERS WAS LESS THAN ESTABLISHED REPORTING THRESHOLDS.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------   --------------------------------------------------------------

        The following table sets forth information as to each person who, to the knowledge of the Company as of March 3, 1997, was the beneficial owner of more than 5% of the issued and outstanding shares of Prospect Common Stock:


NAME AND ADDRESS OF                                       NUMBER OF SHARES                 PERCENT OF
  BENEFICIAL OWNER                                        OF COMMON STOCK                   CLASS (1)
  ----------------                                        ---------------                   ---------

Greenhaven Associates, Inc.
          Three Manhattanville Road
          Purchase, New York 10577............................   589,850(2)                 25.36%

Central National-Gottesman Inc., et al.
          Three Manhattanville Road
          Purchase, New York 10577............................   488,900(3)                 21.02%

M.H. Davidson & Co., et al.
          885 Third Avenue - Suite 810
          New York, New York 10022............................   496,800(4)                 21.36%

Spears, Benzak, Salomon & Farrell, Inc.
          45 Rockefeller Plaza
          New York, New York 10111............................   253,960(5)                 10.92%

Constable Partners, L.P.
          477 Madison Avenue
          New York, New York 10022............................   197,325(6)                  8.48%


--------------
(1) Based on 2,326,330 shares of Prospect Common Stock issued and outstanding on March 3, 1997, exclusive of 8,546 shares held by the Company as treasury shares.

(2) The information set forth in the table and this footnote regarding shares beneficially owned by Greenhaven Associates, Inc. ("Greenhaven") is based on a Schedule 13G dated January 9, 1991, as amended through January 8, 1996, filed by Greenhaven with the Securities and Exchange Commission ("SEC"), which states that the indicated number of shares consists of 104,000 shares which Greenhaven has the sole power to vote and 485,850 shares of which clients of Greenhaven are the direct owners. Greenhaven states that it has investment discretion as to all 589,850 shares and that none of its clients has an interest that relates to more than 5% of the shares. Greenhaven is a corporation engaged in providing investment advisory services and is named as a member of the CNG Group (as defined in Footnote (3)) in the Schedule 13D filed by the CNG Group. An undetermined number of the shares shown in the table as beneficially owned by the CNG Group are also included in the number of shares shown in the table as beneficially owned by Greenhaven.

(3) The information set forth in the table and this footnote regarding shares beneficially owned by Central National-Gottesman, Inc. ("CNG") and its affiliates is based on a Schedule 13D dated September 6, 1990, as amended through September 26, 1991, jointly filed with the SEC by CNG and other entities and individuals having their principal offices at Three Manhattanville Road, Purchase, New York (the "CNG Group") together with supplementary information provided by CNG. CNG is a privately held corporation whose stockholders include certain of the individuals in the CNG Group and members of their families. The
           Schedule 13D filed by the CNG Group states that no formal understanding or agreement exists among the members of the CNG Group as to the disposition or voting of any securities, including the shares of Prospect Common Stock.

(4) The information set forth in the table and this footnote regarding shares beneficially owned by M.H. Davidson & Co. ("MHD") and its affiliates is based on a Schedule 13D dated May 30, 1991, as amended through July 16, 1996, jointly filed with the SEC by MHD and other entities and individuals having their principal offices at 885 Third Avenue, New York, New York 10022.

(5) The information set forth in the table and this footnote regarding shares beneficially owned by Spears, Benzak, Salomon & Farrell, Inc. ("Spears Benzak") is based on a Schedule 13G dated February 12, 1988, as amended through February 5, 1996, filed by Spears Benzak with the SEC. The Schedule 13G filed by Spears Benzak states that the shares beneficially owned by Spears Benzak consist entirely of shares as to which Spears Benzak shares a revocable power of disposition by virtue of serving as investment advisor to a number of individuals, groups and corporations.

(6) The information set forth in the table regarding shares beneficially owned by Constable Partners, L.P. is based on a Schedule 13G dated February 10, 1993, as amended through July 25, 1995, filed by Constable Partners, L.P. with the SEC.

               The following table sets forth certain information, as of March 3, 1997, concerning shares of Prospect Common Stock owned of record or beneficially by each director of the Company, by each Named Officer and by all directors and executive officers of the Company as a group:

            NAME OF                                  NUMBER OF SHARES                  PERCENT OF
       BENEFICIAL OWNER                         OF PROSPECT COMMON STOCK                CLASS (1)
       ----------------                         ------------------------               ----------

Herbert M. Friedman..................................380                                     *

Gilbert H. Lamphere..................................35,156(2)                           1.51%

Samuel F. Pryor, III.................................760                                     *

Samuel F. Pryor, IV..................................18,286(3)                               *

All Executive Officers and
Directors as a Group (8 persons).....................54,582                              2.35%



--------------
*       Less than 1%

     (1) Based  on  2,326,330   shares  of  Prospect  Common  Stock  issued  and
         outstanding on March 3, 1997, exclusive of 8,546 shares held by the Company as treasury shares.

     (2) Consists of 7,936 shares held by Mr.  Lamphere,  500 shares held in Mr.
         Lamphere's 401(k) account, and an aggregate 26,720 shares held by certain trusts and a custodian for the benefit of Mr. Lamphere's children, with respect to which shares Mr. Lamphere disclaims beneficial interest.

     (3) Consists of 13,286 shares held by Mr. Pryor and 5,000 shares held in Mr. Pryor's 401(k) account.

Item 13. Certain Relationships and Related Transactions.
-------  ----------------------------------------------

     Zimet, Haines, Friedman & Kaplan, a law firm of which Herbert M. Friedman, a director, is a partner provides legal services to the Company.


                                     PART IV
                                     -------


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------  ----------------------------------------------------------------
(a)      Financial Statements, Financial Statement Schedules and Exhibits.
         ----------------------------------------------------------------

        (1) - (2)  Financial Statements and Financial Statement Schedules.
                   -------------------------------------------------------

               The financial statements listed in the accompanying Index to Financial Statements and Financial Statement Schedules are filed as part of this annual report.

        (3)  Exhibits.
             --------

               The exhibits listed on the accompanying Index of Exhibits are filed as part of this annual report.

(b)     Reports on Form 8-K.
        -------------------
               No reports on Form 8-K were filed during the last quarter of 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 THE PROSPECT GROUP, INC.
                                                   (Registrant)

                                                 By: /s/ Samuel F. Pryor, IV
                                                     ---------------------------
                                                     Samuel F. Pryor, IV
                                                     President and
                                                     Chief Executive Officer

                                                 Date:  March 12, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ Samuel F. Pryor, IV                                          March 12, 1996
-----------------------------------------
Samuel F. Pryor, IV
President and Chief Executive Officer;
Director

 /s/ Gilbert H. Lamphere                                          March 12, 1996
-----------------------------------------
Gilbert H. Lamphere
Chairman of the Board; Director

 /s/ Herbert M. Friedman                                          March 12, 1996
-----------------------------------------
Herbert M. Friedman
Director

 /s/ James G. Niven                                               March 12, 1996
-----------------------------------------
James G. Niven
Director

 /s/ Samuel F. Pryor, III                                         March 12, 1996
-----------------------------------------
Samuel F. Pryor, III
Director

                                                                  March 12, 1996
-----------------------------------------
Stanley R. Rawn, Jr.
Director

 /s/ John V. Tunney                                               March 12, 1996
-----------------------------------------
John V. Tunney
Director

 /s/ Todd K. West                                                 March 12, 1996
-----------------------------------------
Todd K. West
Vice President-Finance,
Treasurer and Secretary
(Principal Financial Officer
and Principal Accounting
Officer)

                            THE PROSPECT GROUP, INC.

                          INDEX TO FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULES
                          -----------------------------

                               Item 14(a)(1) - (2)

                                                                       Page
                                                                       ----
Financial Statements of The Prospect Group, Inc.:

     Report of Independent Public Accountants                           16

     Statements of Net Assets in Liquidation
      December 31, 1996 and December 31, 1995                           17

     Statements of Changes in Net Assets
      in Liquidation For the years ended
      December 31, 1996, 1995 and 1994                                  17

     Notes to Financial Statements                                   18-22

Prospect Financial Statement Schedules:

     Financial statement schedules not included in this report have been omitted because they are not applicable or the required information is shown in the financial statements or the notes thereto.

                                INDEX OF EXHIBITS

Item No.    Item Title                                               Exhibit No.
-------     ----------                                               ----------

(2)         Plan of Complete Liquidation and Dissolution.

(3)         Articles of Incorporation and By-Laws:                   (d)

            (A) Certificate of Incorporation, as amended.            (g)

            (B) Composite    copy    of   the    Certificate    of
                Incorporation, as amended.                           (g)

            (C) By-Laws, as amended.                                 (c)

(4) Instruments defining the rights of security holders, including indentures:

            (A) Excerpts from  Certificate  of  Incorporation,  as
                amended. (g)

            (B) Excerpts from By-Laws, as amended.                   (c)

            (C) Form of Rights  Agreement dated as of December 15,   (b)
                1988   between  The  Prospect   Group,   Inc.  and
                Manufacturers  Hanover  Trust  Company  (currently
                Chase  Manhattan  Bank),  as Rights  Agent,  which
                includes   as   Exhibit   B  the  form  of  Rights
                Certificate.

            (D) First Amendment to Rights  Agreement dated October   (e)
                25, 1990.

            (E) Second  Amendment to Rights  Agreement dated as of   (f)
                March 3, 1992.

            (F) Trust  Agreement dated December 10, 1992 among The   (f)
                Prospect Group, Inc.,  William L. Bennett,  Donald
                T. Pascal and Samuel F. Pryor, IV, as trustees.

(9)         Not Applicable.

(10)        Material Contracts:

            (A) Form of Letter  Agreement  dated August 5, 1986 by   (a)
                and between The Prospect Group, Inc. and each of its directors and officers.


            (B) The Prospect Group, Inc. Capital  Accumulation IRC   (a)
                401(k)   and   Profit   Sharing   Plan  and  Trust
                Agreement, as amended and restated.

            (C) Letters  dated  January  1,  1994 by The  Prospect   (g)
                Group,  Inc. to Gilbert H.  Lamphere,  W.  Wallace
                McDowell,    Jr.   and    Robert   E.    Kaufmann,
                respectively,   relating  to  indemnification  for
                liability  arising  out of service on the Board of
                Directors  of  Children's   Discovery  Centers  of
                America, Inc.

            (D) Agreement  dated July 6, 1992 between The Prospect   (f)
                Group, Inc. and Gilbert H. Lamphere.

(11)        Not Applicable.

(12)        Not Applicable.

(13)        Not Applicable.

(16)        Not Applicable.

(18)        Not Applicable.

(21)        Not Applicable.

(22)        Not Applicable.

(23)        Consent of Arthur Andersen LLP                           (23)

(24)        Not Applicable.

(27)        Financial Data Schedule                                  (27)

(28)        Not Applicable.

      ---------------
(a) These exhibits were filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, Commission File No. 0-14600, which exhibits are incorporated herein by reference.
(b) This exhibit was filed as an exhibit to the Company's Current Report on Form 8-K, dated December 12, 1988, Commission File No. 0-14600, which exhibit is incorporated herein by reference.
(c) This exhibit was filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989, Commission File No. 0-14600, which exhibit is incorporated herein by reference.
(d) This exhibit was filed as an exhibit to the Company's Proxy Statement dated June 27, 1990, which exhibit is incorporated herein by reference.
(e) This exhibit was filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990, which exhibit is incorporated herein by reference.
(f) These exhibits were filed as exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992, which exhibits are incorporated herein by reference.
(g) These exhibits were filed as exhibits to Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993, which exhibits are incorporated herein by reference.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Shareholders of The Prospect Group, Inc.:

We have audited the accompanying statements of net assets in liquidation of The Prospect Group, Inc. (a Delaware corporation) as of December 31, 1996 and 1995, and the related statements of changes in net assets in liquidation for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, the shareholders of The Prospect Group, Inc. approved a plan of complete liquidation and dissolution on June 27, 1990. As a result, the financial statements referred to above were prepared on the liquidation basis of accounting. Accordingly, the carrying value of the remaining assets as of December 31, 1996 and 1995, are presented at estimated realizable values and all liabilities are presented at estimated settlement amounts.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation of The Prospect Group, Inc. as of December 31, 1996 and 1995, and its changes in net assets in liquidation for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles applied on the basis described in the preceding paragraph.

                                                      ARTHUR ANDERSEN LLP

New York, New York
March 3, 1997

                            THE PROSPECT GROUP, INC.

STATEMENTS OF NET ASSETS IN LIQUIDATION

                                                         December 31,      December 31,
Dollars in thousands, except per share amounts               1996              1995
----------------------------------------------           ------------      -----------
    ASSETS
Cash and cash equivalents                                $    1,222          $       28
U.S. government securities                                   28,596              28,666
Investments                                                    --                   168
Other assets                                                    346                 355
    Total assets                                             30,164              29,217
                                                         ----------          ----------
    LIABILITIES
Accounts payable                                                145                   7
Accrued expenses                                             10,189              10,146
                                                         ----------          ----------
    Total liabilities                                        10,334              10,153
                                                         ----------          ----------
Net assets in liquidation                                $   19,830          $   19,064
                                                         ==========          ==========
Number of common shares outstanding                       2,326,330           2,326,330
                                                         ==========          ==========
Net assets in liquidation per outstanding share               $8.52               $8.19
                                                              =====               =====

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

For the year ended December 31,
Dollars in thousands                          1996           1995                1994
-------------------------------               ----           ----                ----
Net assets in liquidation at January 1,      $19,064        $17,805            $ 18,369

Changes in estimated liquidation
values of assets and liabilities                 766          1,259                (564)
                                             -------        -------            --------
Net assets in liquidation at December 31,    $19,830        $19,064            $ 17,805
                                             =======        =======            ========

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Prospect Group, Inc. ("Prospect") concentrated its activities on leveraged acquisitions until the adoption of The Plan of Complete Liquidation and Dissolution (the "Plan").

Plan of Liquidation:

The Plan was adopted by Prospect's Board of Directors on February 8, 1990, and approved by the holders of a majority of Prospect's outstanding shares of common stock on June 27, 1990. The Plan provides for (1) the distribution to Prospect's shareholders in kind or of the proceeds from sale or other disposition of all of Prospect's assets, (2) the payment of or provision for all of Prospect's liabilities and obligations, (3) the transfer of any remaining assets to a liquidating trust by June 27, 1993, if applicable, and (4) the dissolution of Prospect.

On May 18, 1993, Prospect's Board of Directors decided that the remaining net assets of Prospect will continue to be held to meet known obligations and possible contingent obligations of Prospect and will constitute the contingency reserve as described in the Plan. Prospect does not anticipate making any distributions pursuant to the Plan until the final distribution of available cash, which distribution Prospect expects to occur during the second quarter of 1997 following the filing by Prospect of a certificate of dissolution. Any remaining assets then held by Prospect (expected to consist primarily of a small amount of cash and certain income tax receivables), will be transferred to a liquidating trust to cover certain expenses expected to be incurred by Prospect in settling and closing its business and discharging any remaining liabilities.

Prospect adopted the liquidation basis of accounting for all periods subsequent to June 27, 1990. Under the liquidation basis of accounting, assets are stated at their estimated net realizable values and liabilities are stated at their anticipated settlement amounts.

The valuation of assets and liabilities necessarily requires many estimates and assumptions, and there are substantial uncertainties in carrying out the provisions of the Plan. The actual value of any additional liquidating distributions will depend upon a variety of factors including, among others, the extent to which Prospect's income from its cash and cash equivalents and U.S. government securities exceeds its operating costs during the remainder of the liquidation period and the actual timing of distributions. The valuations presented in the accompanying Statements of Net Assets in Liquidation represent estimates, based on present facts and circumstances, of the estimated realizable values of assets, net of liabilities and estimated costs associated with carrying out the provisions of the Plan. The actual values and costs could be higher or lower than the amounts recorded.

See Note 9 for a description of the cash and securities which Prospect has distributed under the Plan.

Consolidation:

In the fourth quarter of 1993, Prospect began consolidating Wood River Capital Corporation ("Wood River") after determining that it was likely that Wood River would not be liquidated as a single entity. Wood River was liquidated on November 30, 1994, and all of its assets were transferred to Prospect.

Cash and cash equivalents:

Prospect considers all highly liquid investments with a maturity of three months or less, at the date of acquisition, to be cash equivalents.

2. OTHER ASSETS

At December 31, 1996 and 1995, other assets are income tax receivables which primarily relate to the carryback of 1995 capital losses.

3. INCOME TAXES

Upon distribution of its property to its shareholders, Prospect will generally recognize a gain or loss as if the distributed property were sold to the shareholders at its fair market value. After the close of each tax year in which such a distribution is made, Prospect provides shareholders and the IRS with a statement of the amount of cash distributed to its shareholders and its best estimate as to the value of the property distributed to them during the year. There can be no assurance that the IRS will not challenge the tax characterization of any such distribution, including such valuation. As a result of such a challenge, the amount of gain or loss recognized by Prospect and/or its shareholders might be changed.

The Internal Revenue Code requires that the IRS prepare a report to the Joint Committee of Congress on Taxation for all Federal income tax refunds in excess of $1,000,000. The IRS prepared such a report following Prospect's receipt of refunds in excess of $1,000,000 from income taxes it paid in 1988 after carrying back tax losses from 1991, 1990 and 1989. The IRS audit of the Company's 1991, 1990, 1989 and 1988 Federal income tax returns covered by the report has been completed. At the conclusion of the audit, the IRS accepted Prospect's returns as filed and accepted Prospect's claim for an additional refund of $257,000. This acceptance is not binding on the IRS, although Prospect has been advised that the IRS customarily treats such audits as final. The IRS has informed Prospect that the Joint Committee on Taxation has taken no exception to the conclusions that the IRS reached.

4.    ACCRUED EXPENSES

At December 31, 1996, accrued expenses are as follows (dollars in thousands):

Estimated settlement amounts
 of various contingent liabilities             $ 8,762
Distribution equivalent rights (Note 7)            855
Loss on leases (Note 8)                            438
Other                                              134
                                               -------
                                               $10,189
                                               =======

Accrued expenses at December 31, 1996, includes estimates of costs to be incurred in carrying out the Plan. These costs include provisions for future lease obligations, general and administrative expenses and a provision for Distribution Equivalent Rights ("DERS"). The total accrued expenses at December 31, 1996, includes the estimated settlement amount of various contingent liabilities, including legal and rent expenses (which would be in excess of normal operating costs), potential tax liabilities and other liabilities. All, or a substantial portion of this accrual for contingencies may not be required and, therefore, may become available for distribution. Management believes that a substantial majority of this accrual will either become a known liability or be determined to be unnecessary in March of 1997. If the total accrual of $8.8 million were to be unnecessary, net assets in liquidation per outstanding share would increase by $3.61 after making an additional provision for the DERS liability.

No provision has been made for normal operating costs beyond December 31, 1996, because, based on a projection of current expense and income levels, Prospect expects that the income from cash and cash equivalents, U.S. government securities and investments retained by Prospect will exceed the continuing operating costs of the Plan. However, reductions in interest rates, the timing of future distributions, if any, and other factors may reduce the amount of interest and investment income such that an additional accrual for operating expenses may be required in the future.

The actual costs incurred by Prospect in the future could vary significantly from the amount of accrued expenses reserved for by Prospect due to uncertainties relating to the length of time required to complete the Plan and complexities which may arise in disposing of the remaining assets and settling potential contingencies.

5. CHANGES IN NET ASSETS IN LIQUIDATION

The changes in the estimated liquidation values of assets and liabilities are as follows (dollars in thousands):

                                         Year Ended    Year Ended    Year Ended
                                        December 31,  December 31,  December 31,
                                               1996          1995          1994
                                        -----------   -----------   -----------
To adjust investments to estimated
liquidation value, net                        $ 255       $    75         $(716)
To adjust estimated liquidation
liabilities, including estimated taxes         (284)          (62)           72
To adjust other assets                          795         1,246            80
                                              -----       -------         -----
Total adjustments                             $ 766       $ 1,259         $(564)
                                              =====       =======         =====

The amount shown under "to adjust other assets" in 1996 includes income earned on Prospect's cash and cash equivalents and U.S. government securities net of operating expenses. For the year ended December 31, 1996, the return on Prospect's cash and cash equivalents and U.S. government securities exceeded operating expenses by $657,000. Prospect's operating expenses are as follows (dollars in thousands):


                                         Year Ended    Year Ended    Year Ended
                                        December 31,  December 31,  December 31,
                                               1996          1995          1994
                                        -----------   -----------   -----------


Salaries and benefits                          $230          $211         $  406
Rent and rent taxes                              89           100            250
Other                                           292           411            419
Provision for income taxes                      195           147           --
                                               ----        ------         ------
                                               $806          $869         $1,075
                                               ====        ======         ======
The 1996 and 1995 provision for income taxes represents alternative minimum taxes which resulted because Prospect has regular tax net operating loss carryforwards but no corresponding net operating loss carryforwards for alternative minimum tax purposes. At December 31, 1996, Prospect has approximately $12,200,000 of regular tax net operating loss carryforwards.

6. SHAREHOLDERS' RIGHTS PLAN

Prospect has a shareholders' rights plan which provides ten rights to purchase one-hundredth of a share of Series A Special Stock at an exercise price of $30 for each share of Common Stock held. With certain exceptions, if any individual or group acquires 25% or more of Prospect Common Stock or announces an offer to acquire shares of Common Stock that would result in such individual or group owning at least 30% of the Common Stock, the rights become exercisable. If Prospect is acquired, the right will entitle the holder to purchase common stock of the acquiring company with a value of twice the exercise price. Prospect may redeem the rights at $0.05 per right prior to the acquisition of 25% or more of the Common Stock. The rights will expire on December 22, 1998.

7. DISTRIBUTION EQUIVALENT RIGHTS

Currently, there are 100,000 DERS outstanding which entitle the holder to receive distributions equivalent to distributions made with respect to 100,000 shares of Prospect Common Stock, payable when and as distributions are made to Prospect shareholders. At December 31, 1996 and 1995, accrued expenses includes $855,000 and $819,000 respectively, related to the DERS.

8. LEASES

The minimum rental payments under noncancellable operating leases that have initial or remaining terms in excess of one year as of December 31, 1996, are as follows (dollars in thousands):

          1997             $1,061
          1998                884
          Thereafter          -
                           ------
          TOTAL            $1,945
                           ======

During the terms of the leases, Prospect expects to receive sublease income of $1,625,000. Of this sublease income, $687,000 is from a company which is under Chapter 11 bankruptcy protection, but is current on its lease payments. Net lease obligations of $438,000 related to losses on subleases and related expenses are included in accrued expenses at December 31, 1996. Prior to making the final distribution of available cash, Prospect expects to be released from its lease obligations in exchange for cash payments not expected to exceed the accrued liability of $438,000 at December 31, 1996. In the event that Prospect is unable to obtain this release, an amount of cash may need to be retained through the expiration of the lease, which expires in 1998, to cover the total rental obligation thereunder.

9.    LIQUIDATING DISTRIBUTIONS

On August 20, 1990, a distribution was made to Prospect shareholders as follows (dollars in thousands, except per share):

                                                  Shares or Dollar
                                        Value per       Amount per  Distribution
Description                     Distributed Share   Prospect Share        Amount
----------------------------    ----------------- ----------------  ------------
Illinois Central Corporation              $14.033          1.49880       $48,930
Sylvan Inc.                                 6.305          1.17276        17,202
Swiss Army Brands, Inc.                     5.000          0.96868        11,267
Cash                                          -              $5.00        11,632
                                                                         -------
                                                                         $89,031
                                                                         =======
On December 31, 1990, Prospect distributed to its shareholders ten units of beneficial interest per Prospect share in a trust to which Prospect had transferred its interest in Patent No. 3,121,159.

On June 17, 1991, Prospect distributed $7.50 per share in cash to its shareholders, a total of $17,448,000. On July 31, 1991, Prospect distributed 1,431,800 shares of Recognition International Inc. ("Recognition") common stock valued at $6.9375 per Recognition share for a total of $9,933,000.

On May 11, 1992, Prospect distributed 1,725,625 shares of Recognition common stock valued at $9.375 per Recognition share for a total of $16,178,000. On December 10, 1992, Prospect distributed to its shareholders and to the holders of DERS, 24,263,568 units of beneficial interest in a trust to which Prospect had transferred its interest in an aggregate of 493,125 shares of Children's Discovery Centers of America, Inc. The trust units had a value of $1,252,000 on the date of distribution.

OFFICERS AND DIRECTORS

OFFICERS

GILBERT H. LAMPHERE
Chairman of the Board

SAMUEL F. PRYOR, IV
President and Chief Executive Officer

TODD K. WEST
Vice President - Finance, Treasurer and Secretary


DIRECTORS

HERBERT M. FRIEDMAN
Partner
   Zimet, Haines, Friedman & Kaplan

GILBERT H. LAMPHERE
Managing Director
   Fremont Group, Inc.

JAMES G. NIVEN
Senior Vice President
  Sotheby's

SAMUEL F. PRYOR, III
Partner
   Davis Polk & Wardwell

SAMUEL F. PRYOR, IV
President and Chief Executive Officer
   The Prospect Group, Inc.

STANLEY R. RAWN, JR.
Chief Executive Officer
   Noel Group, Inc.

JOHN V. TUNNEY
Chairman of the Board
   Cloverleaf Group, Inc.

                            The Prospect Group, Inc.
                           Annual Report on Form 10-K
                      for the Year Ended December 31, 1996

                                  Exhibit Index
                                  -------------

Description                                                            Exhibit #
-----------                                                            ---------
Consent of Arthur Andersen LLP                                             23

Financial Data Schedule                                                    27